Form 10-K
period 1999-12-31
MONEY STORE COMMERCIAL MORTGAGE INC
filed 2000-03-30
CIK 930743

----------------------------
                                                               OMB APPROVAL
                                                  ----------------------------
                                                  OMB Number:     3235-0063
                                                  Expires:        May 31, 2000
                                                  Estimated average burden
                                                  hours per response   1711.00
                                                  ----------------------------


                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                    FORM 10-K

         ANNUAL REPORT PURSUANT TO SECTION 13 OR L5(D) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

                   FOR THE FISCAL YEAR ENDED DECEMBER 31, 1999

                        Commission file number 333-60771
                                               ---------

    THE MONEY STORE COMMERCIAL MORTGAGE INC. (AS ORIGINATOR UNDER A SALE AND SERVICING AGREEMENT, DATED AS OF MAY 31, 1999 PROVIDING FOR THE ISSUANCE
       OF THE MONEY STORE BUSINESS LOAN BACKED TRUST, SERIES 1999-1 NOTES

                    THE MONEY STORE COMMERCIAL MORTGAGE INC.
                            AND THE MONEY STORE INC.
                            ------------------------
             (Exact name of registrant as specified in its charter)

      NEW JERSEY/NEW YORK                                    22-2378261
-------------------------------                             --------------
(State or other jurisdiction                            (Trust I.R.S. Employer
of incorporation or organization)                         Identification No.)


707 THIRD STREET, WEST SACRAMENTO, CALIFORNIA                    95605
---------------------------------------------               ---------------
(Address of principal executive offices)                      (Zip Code)

        Registrant's telephone number, including area code (916) 617-1000
                                                           --------------


           Securities registered pursuant to section 12(b) of the Act:

TITLE OF EACH CLASS                  NAME OF EACH EXCHANGE ON WHICH REGISTERED
-------------------                  -----------------------------------------
         NONE                                         NONE


           Securities registered pursuant to section 12(g) of the Act:

                                      NONE
                                 ------------
                                (Title of class)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

         |X| Yes     |_|  No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (ss. 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.

         Not Applicable.

State the aggregate market value of the Voting Stock held by non-affiliates of the registrant.

         Not Applicable

Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of December 31, 1996.

         Not Applicable

This Annual Report on Form 10-K is filed pursuant to a request for no-action letter forwarded to the Office of Chief Counsel Division of Corporate Financing, dated September 2, 1993, and the response of the SEC, dated January 7, 1994, to the no-action request.

                                     PART I

ITEM 1. BUSINESS

          Omitted pursuant to the "Request for no-action letter forwarded to the Office of Chief Counsel Division of Corporate Financing," dated September 2, 1993, and the response of the SEC, dated January 7, 1994, to the no-action request.

ITEM 2. PROPERTIES

          Reference is made to the Annual Compliance Certificate attached hereto as Exhibit 20.

          Reference is made to the Annual Statement attached hereto as Exhibit
          13.

ITEM 3. LEGAL PROCEEDINGS

          None.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

          None.


                                     PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

          There is no established trading market for Registrant's securities subject to this filing.

          Number of holders of record of the Certificates as of March 15, 2000:
          31

ITEM 6. SELECTED FINANCIAL DATA

          Omitted pursuant to the "Request for no-action letter forwarded to the Office of Chief Counsel Division of Corporate Financing," dated September 2, 1993, and the response of the SEC, dated January 7, 1994, to the no-action request.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

          Omitted pursuant to the "Request for no-action letter forwarded to the Office of Chief Counsel Division of Corporate Financing," dated September 2, 1993, and the response of the SEC, dated January 7, 1994, to the no-action request.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

          Not Applicable.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

          Reference is made to the Annual Compliance Certificate attached as
          Exhibit 20.

          Reference is made to the annual Independent Accountant's Report on the Servicer's compliance with loan servicing standards as prepared by KPMG Peat Marwick, the Servicer's and Registrant's Independent Certified Public Accountants, accompanied by the Registrant's Management Assertion, and attached as Exhibit 99 hereto.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

          None.


                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

          Omitted pursuant to the "Request for no-action letter forwarded to the Office of Chief Counsel Division of Corporate Financing," dated September 2, 1993, and the response of the SEC, dated January 7, 1994, to the no-action request.

ITEM 11. EXECUTIVE COMPENSATION

          Omitted pursuant to the "Request for no-action letter forwarded to the Office of Chief Counsel Division of Corporate Financing," dated September 2, 1993, and the response of the SEC, dated January 7, 1994, to the no-action request.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

          The following information is furnished as of March 15, 2000 as to each Noteholder of record of more than 5% of the Notes:


                                   Name and Address of
Title of Class                     Beneficial Owner                      Amount of Security of
                                                                         Beneficial Owner            % of Class
The Money Store                    The Bank of New York                       $12,200,000              8.9
Business Loan-Backed Trust,        925 Patterson Plank Rd.
Class AS-1 Notes                   Secaucus, NJ 07094

                                   Bankers Trust Company                      $24,400,000             17.7
                                   c/o BT Services Tennessee Inc.
                                   648 Grassmere Park Drive
                                   Nashville, TN  37211

                                   Boston Safe Deposit and                    $31,600,000             22.9
                                     Trust Company
                                   c/o Mellon Bank, N.A.
                                   Three Mellon Bank Center
                                   Room 153-3015
                                   Pittsburgh, PA  15259

                                   Chase Manhattan Bank                       $14,500,000             10.5
                                   4 New York Plaza
                                   13th Floor
                                   New York, NY  10004

                                   The Northern Trust Company                 $17,688,000             12.8
                                   801 S. Canal C-IN
                                   Chicago, IL  60607

                                   Salomon Smith Barney Inc./                 $11,000,000              8.0
                                     Salomon Brothers
                                   333 W. 34th Street, 3rd Floor
                                   New York, NY  10001

                                   Schroder & Co. Inc.                        $15,000,000             10.9
                                   *Participant Contact Not Found*

The Money Store                  Bank One Trust Company, N.A.                $26,000,000              18.4
Business Loan-Backed Trust,      1900 Polaris Parkway
Class AS-2 Notes                 4th Floor
                                 Columbus, OH  43240

                                 Chase Manhattan Bank                        $75,000,000              53.2
                                 4 New York Plaza
                                 13th Floor
                                 New York, NY  10004

                                 State Street Bank and Trust                 $31,000,000              22.0
                                   Company
                                 1776 Heritage Drive
                                 Global Corporate Action Unit
                                   JAB5NW
                                 North Quincy, MA  02171

The Money Store                    Bankers Trust Company                      $80,000,000             42.0
Business Loan-Backed Trust,        c/o BT Servicers Tennessee Inc.
Class AS-3 Notes                   648 Grassmere Park Drive
                                   Nashville, TN  37211

                                   The Bank of New York/ First Union          $79,443,000             41.7
                                   Safekeeping
                                   16 Wall Street, 5th Floor
                                   New York, NY  10005

                                   First Union Securities, Inc.               $25,000,000             13.1
                                   8739 Research Blvd.
                                   Charlotte, NC  28262-0675

The Money Store                    The Bank of New York                       $22,084,000              100%
Business Loan-Backed Trust,        925 Patterson Plank Rd.
Class MS-1 Notes                   Secaucus, NJ 07094

The Money Store                    Salomon Smith Barney Inc./Salomon          $23,463,000              100%
Business Loan-Backed Trust,        Brothers
Class MS-2 Notes                   333 W. 34th Street, 3rd Floor
                                   New York, NY  10001

The Money Store                    The Bank of New York/ First Union          $12,423,000              100%
Business Loan-Backed Trust,        National Bank
Class BS Notes                     1 Wall Street, 5th Floor
                                   New York, NY  10286

The Money Store                    Chase Manhattan Bank Correspondence        $15,500,000             28.0
Business Loan-Backed Trust,        Clearing Services
Class AN Notes                     4 New York Plaza
                                   New York, NY  10004

                                   HSBC Bank USA/Republic Investment Account  $20,000,000             36.1
                                   One Hanson Place, Lower Level
                                   Brooklyn, NY  11243

                                   Investor Bank & Trust/M.F. Custody         $11,895,000             21.5
                                   200 Clarendon Street
                                   15th Fl Hancock Tower
                                   Boston, MA  02116

                                   Salomon Smith Barney Inc./Salomon          $8,000,000              14.4
                                   Brothers
                                   333 W. 34th Street, 3rd Floor
                                   New York, NY  10001

The Money Store                    First Union Securities, Inc.               $2,229,000               100%
Business Loan-Backed Trust,        8739 Research Blvd.
Class MN Notes                     Charlotte, NC  28262-0675

The Money Store                    The Bank of New York/First Union           $4,457,000               100%
Business Loan-Backed Trust ,       National Bank
Class BN Notes                     1 Wall Street, 5th Floor
                                   New York, NY  10286


ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

          (a)      None

          (b)-(d) Omitted pursuant to the "Request for no-action letter forwarded to the Office of Chief Counsel Division of Corporate Financing," dated September 2, 1993, and the response of the SEC, dated January 7, 1994, to the no-action request.

                                     PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENTS, AND REPORTS ON FORM 8-K

(a)
         1.      Not applicable.

         2.      Not applicable

         3.      Exhibits

                  13.  Annual Statement

                  20.  Annual Compliance Certificate

                  99. Annual Independent Accountant's Report on the Servicer's compliance with loan servicing standards as prepared by KPMG Peat Marwick, the Servicer's and Registrant's Independent Certified Public Accountants, accompanied by the Registrant's Management Assertion.

  (b)-(d) Omitted pursuant to the "Request for no-action letter forwarded to the Office of Chief Counsel Division of Corporate Financing," dated September 2, 1993, and the response of the SEC, dated January 7, 1994, to the no-action request.

                                   SIGNATURES


Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized as representative on behalf of the trust on the 30th day of March, 2000.

                                  THE MONEY STORE INVESTMENT CORPORATION
                                  THE MONEY STORE OF NEW YORK, INC.


                                  By: /s/ Arthur Q. Lyon
                                     -----------------------
                                     Name:   Arthur Q. Lyon
                                     Title:  Chief Financial Officer

                                  EXHIBIT INDEX


   DESCRIPTION                                                 PAGE NUMBER

Annual Statement                                                   8

Annual Compliance Certificate                                     11

Annual Independent Accountant's Report                            11