Form 10-K
period 2000-12-31
MONEY STORE COMMERCIAL MORTGAGE INC
filed 2001-04-17
CIK 930743

-----------------------------------------------
                                                   OMB APPROVAL
                                 -----------------------------------------------
                                 OMB Number:     3235-0063
                                 Expires:        May 31, 2000
                                 Estimated average burden
                                 hours per response   1711.00
                                 -----------------------------------------------

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                    FORM 10-K

         ANNUAL REPORT PURSUANT TO SECTION 13 OR L5(D) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

                   FOR THE FISCAL YEAR ENDED DECEMBER 31, 2000

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
                            AND THE MONEY STORE INC.
                            ------------------------
             (Exact name of registrant as specified in its charter)

      NEW JERSEY/NEW YORK                                22-2378261
-------------------------------                    ----------------------
(State or other jurisdiction                       (Trust I.R.S. Employer
of incorporation or organization)                  Identification No.)


707 THIRD STREET, WEST SACRAMENTO, CALIFORNIA               95605
---------------------------------------------      ----------------------
(Address of principal executive offices)                 (Zip Code)

        Registrant's telephone number, including area code (916) 617-1000
                                                           --------------

           Securities registered pursuant to section 12(b) of the Act:

TITLE OF EACH CLASS                    NAME OF EACH EXCHANGE ON WHICH REGISTERED
-------------------                    -----------------------------------------
      NONE                                                NONE

           Securities registered pursuant to section 12(g) of the Act:

                                      NONE
                                ----------------
                                (Title of class)

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


                                     PART I
                                     ------

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

                                     PART II
                                     -------

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

     There is no established trading market for Registrant's securities subject to this filing.

     Number of holders of record of the Certificates as of April 9, 2001: 31

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

                                    PART III
                                    --------

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

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     The following information is furnished as of April 9, 2001 as to each Noteholder of record of more than 5% of the Notes:

                                                            Amount of
                         Name and Address of                Security of
Title of Class           Beneficial Owner                   Beneficial Owner         % of Class
The Money Store          Bankers Trust Company              $20,000,000              14.52
Business Loan-Backed     648 Grassmere Park Drive
Trust, Class AS-1        Nashville, TN  37211

                         Boston Safe Deposit and            $27,500,000              19.96
                           Trust Company
                         c/o Mellon Bank, N.A.
                         Three Mellon Bank Center
                         Room 153-3015
                         Pittsburgh, PA  15259

                         Chase Manhattan Bank               $14,500,000              10.52
                         4 New York Plaza
                         New York, NY  10004

                         Fortis Investment Services/PDS     $15,000,000              10.89
                         520 Madison Avenue
                         New York, NY 10022

                         Northern Trust Company             $18,188,000              13.20
                         801 S. Canal C-IN
                         Chicago, IL  60607

                         Salomon Smith Barney Inc./         $11,000,000              7.98
                           Salomon Brothers
                         333 W. 34th Street, 3rd Floor
                         Corporate Actions Unit/Top 57
                         New York, NY  10001

                         State Street Bank and              $9,000,000               6.53
                           Trust Company
                         1776 Heritage Dr.
                         Global Corporate Action Unit
                         JAB 5NW
                         No. Quincy, MA 02171

                         UBS Warburg LLC/CMO                $13,500,000              9.79
                         677 Washington Boulevard
                         Stamford, CT 06901

The Money Store          Bank of New York (THE)             $35,057,000              24.85
Business Loan-Backed     925 Patterson Plank Rd.
Trust, Class AS-2        Secaucus, NJ 07094

                         Bank One Trust Company, N.A.       $26,000,000              18.43
                         1900 Polaris Parkway
                         4th Floor
                         Columbus, OH 43240

                         Chase Manhattan Bank               $75,000,000              53.17
                         4 New York Plaza
                         13th Floor
                         New York, NY 10004

The Money Store          Bank of New York (THE)             $20,000,000              10.50
Business Loan-Backed     925 Patterson Plank Rd.
Trust, Class AS-3        Secaucus, NJ 07094

                         Bankers Trust Company              $112,000,000             58.81
                         c/o BT Servicers Tennessee Inc.
                         648 Grassmere Park Road
                         Nashville, TN 37211

                         Citibank, N.A.                     $20,000,000              10.5
                         3800 Citicorp Center Tampa
                         Building B/Floor 1
                         Tampa, FL 33610-9122

                         FUNB - Phila. Main                 $35,000,000              18.38
                         123 South Broad Street
                         Philadelphia, PA 19109

The Money Store          The Bank of New York               $22,084,000              100%
Business Loan-Backed     925 Patterson Plank Rd.
Trust, Class MS-1        Secaucus, NJ 07094

The Money Store          Boston Safe Deposit and            $5,000,000               21.31
Business Loan-Backed       Trust Company
Trust, Class MS-2        c/o Mellon Bank N.A.
                         Pittsburgh, PA 15259

                         Chase Bank of Texas, N.A.          $9,000,000               38.36
                         P.O. Box 2558
                         Houston, TX77252-8009

                         Credit Suisse First Boston         $9,463,000               40.33
                         Corporation
                         c/o ADP Proxy Services

The Money Store          The Bank of New York/              $12,423,000              100%
Business Loan-Backed     First Union National Bank
Trust, Class BS          1 Wall Street
                         New York, NY  10286

The Money Store          Chase Manhattan Bank               $15,500,000              27.98
Business Loan-Backed     Correspondence Clearing Services
Trust, Class AN          4 New York Plaza
                         New York, NY  10004

                         HSBC Bank USA/Republic             $20,000,000              36.10
                         Investment Account
                         452 5th Avenue, 14th Floor
                         New York, NY 10018

                         Investor Bank & Trust/M.F.         $19,895,000              35.92
                         Custody
                         200 Clarendon Street, 13th Floor
                         Boston, MA  02116

The Money Store          Bankers Trust Company              $2,229,000               100%
Business Loan-Backed     648 Grassmere Park Road
Trust, Class MN          Nashville, TN 37211

The Money Store          The Bank of New York/First Union   $4,457,000               100%
Business Loan-Backed     National Bank
Trust, Class BN          1 Wall Street
                         New York, NY  10286

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     (A)       None

     (B)-(D) Omitted pursuant to the "Request for no-action letter forwarded to the Office of Chief Counsel Division of Corporate Financing," dated September 2, 1993, and the response of the SEC, dated January 7, 1994, to the no-action request.


                                     PART IV
                                     -------

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

                                   SIGNATURES
                                   ----------

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized as representative on behalf of the trust on the 16th day of April, 2001.

                                        THE MONEY STORE INVESTMENT CORPORATION
                                        THE MONEY STORE OF NEW YORK, INC.


                                        By: /s/ Arthur Q. Lyon
                                           -----------------------------
                                           Name:  Arthur Q. Lyon
                                           Title: Chief Financial Officer

                                  EXHIBIT INDEX
                                  -------------

DESCRIPTION                                                  PAGE NUMBER
-----------                                                  -----------

Annual Statement                                                  7

Annual Compliance Certificate                                     7

Annual Independent Accountant's Report                            8